Form 10-K405
period 1999-12-31
AMERICAN EXPRESS CENTURION BANK; AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
filed 2000-03-30
CIK 949348, 949349, 1003509

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999

                                 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____ to ______

Commission File Nos. 000-20787-01; 000-20787-00; 33-95784; 333-67567;
                     333-91473-00; 333-91473-01

           AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                      (Issuer of Certificates)

                 AMERICAN EXPRESS CENTURION BANK
           Co-Originator of the Trust and a Transferor
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Utah                                           11-2869526
----------------------------                           ---------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

6985 Union Park Center, Midvale, Utah                      84047
----------------------------------------                  --------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code  (801) 565-5000

       AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II
           Co-Originator of the Trust and a Transferor
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                                       13-3854638
-----------------------------                          ---------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

200 Vesey Street, New York, New York                       10285
---------------------------------------                  ---------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code  (212) 640-4473

  Securities registered pursuant to Section 12(b) of the Act:  NONE

  Securities Registered Pursuant to Section 12(g) of the Act:
  the Class A Series 1996-1 6.80% Asset Backed Certificates, the Class B Series 1996-1 6.95% Asset Backed Certificates, the Class A Series 1997-1 6.40% Asset Backed Certificates, the Class B Series 1997-1 6.55% Asset Backed Certificates, the Class A Series 1998-1 Floating Rate Asset Backed Certificates, the Class B Series 1998-1 Floating Rate Asset Backed Certificates, the Class A Series 1999-1 5.60% Asset Backed Certificates, the Class B Series 1999-1 5.85% Asset Backed Certificates, the Class A Series 1999-2 5.95% Asset Backed Certificates, the Class B Series 1999-2 6.10% Asset Backed Certificates, the Class A Series 1999-3 Floating Rate Asset Backed Certificates, the Class B Series 1999-3 Floating Rate Asset Backed Certificates, the Class A Series 1999-4 Floating Rate Asset Backed Certificates, the Class B Series 1999-4 Floating Rate Asset Backed Certificates, the Class A Series 1999-5 Floating Rate Asset Backed Certificates, the Class B Series 1999-5 Floating Rate Asset Backed Certificates, the Class A Series 1999-6 Floating Rate Asset Backed Certificates, the Class B Series 1999-6 Floating Rate Asset Backed Certificates.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes x        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.  Business

         The American Express Credit Account Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of May 16, 1996, among American Express Centurion Bank and American Express Receivables Financing Corporation II ("RFC II"), each as an Originator, American Express Travel Related Services Company, Inc. ("TRS"), as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). RFC II, a Delaware corporation, is a wholly owned subsidiary of TRS. It was incorporated on August 7, 1995. Its principal executive office is located at 200 Vesey Street, New York, New York. TRS is a wholly owned subsidiary of American Express Company. It was incorporated in the state of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed as American Express Centurion Bank ("Centurion"). Its principal executive office is located at 6985 Union Park Center, Midvale, Utah.

         The Trust was formed for the purpose of acquiring and holding the Trust Assets (defined below) and from time to time issuing asset-backed certificates (the "Certificates") under the Agreement and one or more supplements thereto (each, a "Supplement"), including issuing and selling certain Certificates to investors in underwritten public offerings ("Investor Certificates"). Each Certificate represents an undivided interest in the Trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the Trust. Each series of Investor Certificates (each, a "Series") will have its own Supplement to govern the individual terms and allocations applicable to such Series.

         The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of Optima(R) Card, Optima Line of Credit and Sign & Travel(R) revolving credit accounts and other charge or credit accounts (collectively, the "Accounts") owned by Centurion or other eligible account owners (each, including Centurion, an "Account Owner"), all monies due or to become due in payment of the
Receivables,  all  proceeds  of  such  Receivables  and any  Series  Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy.

         The Receivables that, to date, have been conveyed to the Trust arise from Accounts selected from Centurion's portfolio and consist of amounts charged or otherwise borrowed by Account holders for goods and services and cash advances ("Principal Receivables"), plus the related periodic finance charges, amounts charged to Accounts in respect of late charges and certain other items (the "Finance Charge Receivables").

         No Originator or Account Owner will act as a guarantor with respect to any payments on the Certificates, and neither the Trustee nor the holders of the Certificates will have general recourse against any Originator or Account Owner or the assets of any Originator or Account Owner. Instead, the Trustee's and the Certificateholders' only recourse in any action seeking to collect amounts owing under the Certificates will be against, and limited to, the Trust Assets.

         Each Series of Investor Certificates will belong to a certain group of Series (each, a "Group"). The Series included in a particular Group will share a common distribution date and other terms, and certain cash collections may be allocated among the Series within a Group (any Group for which collections will be so allocated is hereinafter referred to as a "Reallocation Group"). The Agreement and Supplements govern the allocation of collections in respect of Principal Receivables and Finance Charge Receivables between the interests of the transferors and the Investor Certificateholders and, for the Investor Certificateholders, to each Group, based generally on the sum of the principal amounts of Investor Certificates for all Series in all Groups. Each Supplement will prescribe the manner in which collections will be allocated among Series.

         Each Group may have a certain number of Series which will share, to a limited extent, the collections in respect of Principal Receivables and Finance Charge Receivables allocated to such Group. In addition, certain excess collections of Principal Receivables ("Shared Principal Collections") or Finance Charge Receivables ("Excess Finance Charge Collections") allocated to a Series in one Group that are not required to make distributions with respect to the Certificates of the Series in such Group may be shared with the Series in another Group (each such Series is hereinafter referred to, respectively, as a "Principal Sharing Series" and an "Excess Allocation Series"). For each Series, the Supplement relating to such Series will govern the terms and timing of payment of interest and principal and the allocations of collections of Principal Receivables and Finance Charge Receivables among the various Series within such Series' Group and among Series in a different Group.

         The Trust will not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued 22 classes of Investor Certificates:

         . Class A Series 1996-1 6.80% Asset Backed Certificates and Class B Series 1996-1 6.95% Asset Backed Certificates (collectively, the "Series 1996-1 Certificates");

         . Class A Series 1997-1 6.40% Asset Backed Certificates and Class B Series 1997-1 6.55% Asset Backed Certificates (collectively, the "Series 1997-1 Certificates");

         .  Class A Series 1998-1  Floating  Rate Asset Backed  Certificates and
            Class B Series  1998-1  Floating  Rate  Asset  Backed   Certificates
            (collectively, the "Series 1998-1 Certificates");

         .  On April 21, 1999,  the Trust  issued  Class A Series  1999-1  5.60%
            Asset  Backed   Certificates   and   Class  B  Series  1999-1  5.85%
            Asset  Backed  Certificates   (collectively,   the   "Series 1999-1
            Certificates"). Interest on the Series 1999-1 Certificates accrues from April 21, 1999 and is payable on May 17, 1999, and on the fifteenth day of each month thereafter - which is a Distribution Date. Principal with respect to the Series 1999-1 Certificates is scheduled to be distributed on the April 2004 Distribution Date, but may be paid earlier or later under certain limited circumstances;

         . On May 19, 1999, the Trust issued Class A Series 1999-2 5.95% Asset Backed Certificates and Class B Series 1999-2 6.10% Asset Backed Certificates (collectively, the "Series 1999-2 Certificates"). Interest on the Series 1999-2 Certificates accrues from May 19, 1999 and is payable on June 15, 1999, and on the fifteenth day of each month thereafter - which is the Distribution Date. Principal with respect to the Series 1999-2 Certificates is scheduled to be distributed on the May 2004 Distribution Date, but may be paid earlier or later under certain limited circumstances;

         . On May 19, 1999, the Trust issued Class A Series 1999-3 Floating Rate Asset Backed Certificates, bearing a certificate rate of 0.14% per annum above one month LIBOR, and Class B Series 1999-3 Floating Rate Asset Backed Certificates, bearing a certificate rate of 0.34% per annum above one month LIBOR (collectively, the "Series 1999-3 Certificates"). Interest on the Series 1999-3 Certificates accrues from May 19, 1999 and is payable on June 15, 1999 and on the fifteenth day of each month thereafter - which is the Distribution Date. Principal with respect to the Series
            1999-3 Certificates is scheduled to be distributed on the May 2004 Distribution Date, but may be paid earlier or later under certain limited circumstances;

         . On August 17, 1999, the Trust issued Class A Series 1999-4 Floating Rate Asset Backed Certificates, bearing a certificate rate of 0.17% per annum above one month LIBOR, and Class B Series 1999-4 Floating Rate Asset Backed Certificates, bearing a certificate rate of 0.42% per annum above one month LIBOR (collectively, the "Series 1999-4 Certificates"). Interest on the Series 1999-4 Certificates accrues from August 17, 1999 and is payable on September 15, 1999 and on the fifteenth day of each month thereafter - which is the Distribution Date. Principal with respect to the Series 1999-4 Certificates is scheduled to be distributed on the July 2002 Distribution Date, but may be paid earlier or later under certain limited circumstances;

         . On August 17, 1999, the Trust issued Class A Series 1999-5 Floating Rate Asset Backed Certificates, bearing a certificate rate of 0.24% per annum above one month LIBOR, and Class B Series 1999-5 Floating Rate Asset Backed Certificates, bearing a certificate rate of 0.48% per annum above one month LIBOR (collectively, the "Series 1999-5 Certificates"). Interest on the Series 1999-5 Certificates accrues from August 17, 1999 and is payable on September 15, 1999 and on the fifteenth day of each month thereafter - which is the Distribution Date. Principal with respect to the Series 1999-5 Certificates is scheduled to be distributed on the July 2004 Distribution Date, but may be paid earlier or later under certain limited circumstances;

         . On September 16, 1999, the Trust issued Class A Series 1999-6 Floating Rate Asset Backed Certificates, bearing a certificate rate of 0.20% per annum above one month LIBOR, and Class B Series
            1999-6   Floating   Rate  Asset  Backed  Certificates,   bearing  a
            certificate rate of 0.43% per annum above one month LIBOR (collectively, the "Series 1999-6 Certificates"). Interest on the Series 1999-6 Certificates accrues from September 16, 1999 and is payable on October 15, 1999 and on the fifteenth day of each month thereafter - which is the Distribution Date. Principal with respect to the Series 1999-6 Certificates is scheduled to be distributed on the August 2002 Distribution Date, but may be paid earlier or later under certain limited circumstances;

         . On February 16, 2000, the Trust issued Class A Series 2000-1 7.20% Asset Backed Certificates and Class B Series 2000-1 7.40% Asset Backed Certificates (collectively, the "Series 2000-1 Certificates"). Interest on the Series 2000-1 Certificates accrues from February 16, 2000 and is payable on March 15, 2000, and on the fifteenth day of each month thereafter - which is the Distribution Date. Principal with respect to the Series 2000-1 Certificates is scheduled to be distributed on the February 2005 Distribution Date, but may be paid earlier or later under certain limited circumstances;

         . On February 16, 2000, the Trust issued Class A Series 2000-2 Floating Rate Asset Backed Certificates, bearing a certificate rate of 0.165% per annum above one month LIBOR, and Class B Series 2000-2 Floating Rate Asset Backed Certificates, bearing a certificate rate of 0.350% per annum above one month LIBOR (collectively, the "Series 2000-2 Certificates"). Interest on the Series 2000-2 Certificates accrues from February 16, 2000 and is payable on March 15, 2000 and on the fifteenth day of each month thereafter - which is the Distribution Date. Principal with respect to the Series 2000-2 Certificates is scheduled to be distributed on the February 2005 Distribution Date, but may be paid earlier or later under certain limited circumstances.

         Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 1999 or, as applicable, the amount of such items as of December 24, 1999. This annual report is filed herewith as
Exhibit 99.3.


Item 2.  Properties.

         See Exhibit 99.3.


Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets, the Servicer or the Originators, exclusive of ordinary routine litigation incidental to the Trustee's, Originators' or Servicer's duties under the Agreement.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best knowledge of the Registrant, there is no established public trading market for the Investor Certificates.

         (b) The Investor Certificates, representing investor's interests in the Trust, were delivered in book-entry form through the facilities of the Depository Trust Company ("DTC") and the nominee for DTC, Cede & Co., is the sole registered holder of the Investor Certificates.

         (c) Not applicable.


Item 6.  Selected Financial Data.

         Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not applicable.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.


Item 8.  Financial Statements and Supplementary Data.

         See Exhibit 99.3.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not applicable.


Item 11. Executive Compensation.

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a)  The  Investor  Certificates  were  delivered  in  book-entry  form through the facilities of DTC. As a consequence, the nominee for DTC, Cede & Co., is the sole registered holder of Investor Certificates. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificate on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of February 9, 2000 the following direct DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of each class of each Series outstanding on that date:

                                     Principal Amount
              Name                    of Certificates          Percent of Class
              ----                   ----------------          ----------------
              CLASS A SERIES 1996-1
              6.80% ASSET BACKED
              CERTIFICATES:

              Bank of New York          $63,250,000                    7.3%

              Bankers Trust
                Company                 $77,648,000                    8.9%

              Boston Safe Deposit
                and Trust Company       $90,735,000                   10.5%

              Bank of Tokyo -
                Mitsubishi Trust
                Company                 $80,000,000                    9.2%

              Chase Manhattan Bank     $210,989,000                   24.4%

              State Street Bank
                and Trust Company       $91,070,000                   10.5%



              CLASS B SERIES 1996-1
              6.95% ASSET BACKED
              CERTIFICATES:

              Bank of New York           $5,100,000                    8.5%

              Bankers Trust
                Company                  $4,250,000                    7.1%

              Boston Safe Deposit
                and Trust Company        $3,350,000                    5.6%

              Chase Manhattan Bank      $34,000,000                   56.7%

              Commerce Bank of
                Kansas City              $4,750,000                    7.9%


                                     Principal Amount
              Name                    of Certificates          Percent of Class
              ----                   ----------------          ----------------
              CLASS A SERIES 1997-1
              6.40% ASSET BACKED
              CERTIFICATES:

              Bank of New York          $85,485,000                    9.9%

              Bankers Trust Company    $118,638,000                   13.7%

              Chase Manhattan Bank     $269,455,000                   31.1%

              Citibank, N.A.            $63,015,000                    7.3%

              State Street Bank
                and Trust Company       $60,315,000                    7.0%



              CLASS B SERIES 1997-1
              6.55% ASSET BACKED
              CERTIFICATES:

              Bank of New York          $14,000,000                   23.3%

              Chase Manhattan Bank      $13,900,000                   23.1%

              Citibank, N.A.            $13,300,000                   22.1%

              State Street Bank
                and Trust Company       $15,000,000                   25.0%



              CLASS A SERIES 1998-1
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Bank of New York          $55,000,000                    6.7%

              Bankers Trust Company    $148,750,000                   18.0%

              Boston Safe Deposit
                and Trust Company      $137,000,000                   16.6%

              Chase Manhattan Bank     $210,800,000                   25.6%

              Citibank, N.A.           $195,000,000                   23.6%



              CLASS B SERIES 1998-1
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Bankers Trust Company     $68,000,000                   85.0%

              Citibank, N.A.            $12,000,000                   15.0%


                                     Principal Amount
              Name                    of Certificates          Percent of Class
              ----                   ----------------          ----------------
              CLASS A SERIES 1999-1
              5.60% ASSET BACKED
              CERTIFICATES:

              Bank of New York          $46,675,000                    5.4%

              Bankers Trust Company    $135,650,000                   15.7%

              Bank One Trust Company,
                N.A./Public Employee
                Retirement              $55,000,000                    6.4%

              Chase Manhattan Bank     $209,515,000                   24.2%



              CLASS B SERIES 1999-1
              5.85% ASSET BACKED
              CERTIFICATES:

              Chase Manhattan Bank      $18,000,000                   30.0%

              First Union National
                Bank                    $25,000,000                   41.7%

              State Street Bank
                and Trust Company       $14,500,000                   24.2%



              CLASS A SERIES 1999-2
              5.95% ASSET BACKED
              CERTIFICATES:

              Bank of New York          $45,650,000                   10.6%

              Bankers Trust Company     $69,432,000                   16.1%

              Boston Safe Deposit
                and Trust Company       $65,670,000                   15.2%

              State Street Bank
                Trust Custody           $22,000,000                    5.1%

              State Street Bank
                and Trust Company      $164,574,000                   38.1%



              CLASS B SERIES 1999-2
              6.10% ASSET BACKED
              CERTIFICATES:

              Bank of New York           $9,800,000                   32.7%

              Brown Brothers
                Harriman & Co.           $4,200,000                   14.0%

              Chase Manhattan Bank      $16,000,000                   53.3%


                                     Principal Amount
              Name                    of Certificates          Percent of Class
              ----                   ----------------          ----------------
              CLASS A SERIES 1999-3
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Bankers Trust Company    $470,000,000                   56.9%

              Boston Safe Deposit
                and Trust Company       $80,000,000                    9.7%

              Citibank, N.A.            $50,000,000                    6.1%

              State Street Bank
                and Trust Company      $192,000,000                   23.3%



              CLASS B SERIES 1999-3
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Bankers Trust Company     $45,000,000                   56.2%

              Bank One Trust Company,
                N.A.                    $25,000,000                   31.3%

              Chase Manhattan Bank      $10,000,000                   12.5%



              CLASS A SERIES 1999-4
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Bank of New York          $32,500,000                    7.9%

              Boston Safe Deposit
                and Trust Company       $72,500,000                   17.6%

              Chase Manhattan Bank      $61,850,000                   15.0%

              Chase Manhattan Bank/
                Broker & Dealer
                Clearance Dept.         $22,000,000                    5.3%

              Deutsche Bank
                Securities Inc.         $40,000,000                    9.7%

              The Northern Trust
                Company                $127,000,000                   30.8%



              CLASS B SERIES 1999-4
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Bank One Trust Company,
                N.A.                    $30,000,000                   75.0%

              Chase Manhattan Bank      $10,000,000                   25.0%


                                     Principal Amount
              Name                    of Certificates          Percent of Class
              ----                   ----------------          ----------------
              CLASS A SERIES 1999-5
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Chase Manhattan Bank      $36,000,000                    8.7%

              Citibank, N.A.            $66,600,000                   16.1%

              Investors Bank and
                Trust/M.F. Custody      $25,000,000                    6.1%

              State Street Bank
                and Trust Company      $258,000,000                   62.5%



              CLASS B SERIES 1999-5
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Chase Manhattan Bank      $20,000,000                   50.0%

              Fuji Bank and Trust
                Company                 $20,000,000                   50.0%



              CLASS A SERIES 1999-6
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Bankers Trust Company     $24,000,000                    5.8%

              Brown Brothers
                Harriman & Co.          $22,100,000                    5.4%

              Citibank, N.A.            $90,000,000                   21.8%

              Deutsche Bank A.G.,
                New York Branch         $42,000,000                   10.2%

              The Northern Trust
                Company                $130,000,000                   31.5%

              State Street Bank
                and Trust Company       $61,000,000                   14.8%



              CLASS B SERIES 1999-6
              FLOATING RATE ASSET
              BACKED CERTIFICATES:

              Chase Manhattan Bank      $15,000,000                   37.5%

              Citibank, N.A.            $25,000,000                   62.5%


              The address of each of the above participants is:

              c/o The Depository Trust Company
              55 Water Street
              New York, New York  10041

         (b)  Not applicable.

         (c)  Not applicable.


Item 13. Certain Relationships and Related Transactions.

         The Bank of New York acts as Trustee under the Agreement.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Financial Statements:

              1.  Annual Servicing Statement Delivered  to the Trustee (filed as
                  Exhibit 99.1).

              2.  Annual Accountant's  Report  of  Ernst & Young LLP  (filed  as
                  Exhibit 99.2).

              3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).

         (b)  Reports on Form 8-K:

              The Trust has filed the following reports on Form 8-K since March 31, 1999:

              1. Form 8-K, dated April 12, 1999, attaching the Series Term Sheet, dated April 12, 1999, setting forth the proposed issuance of the Class A 5.60% Asset Backed Certificates and the Class B 5.85% Asset Backed Certificates of the American Express Credit Account Master Trust, Series 1999-1.

              2.  Form  8-K,  dated  April  15,  1999,  attaching   the  Monthly
                  Servicer's Certificate for the due period February 25, 1999 through March 26, 1999.

              3.  Form  8-K,  dated   May  17,  1999,   attaching   the  Monthly
                  Servicer's Certificate for the due period March 27, 1999 through April 25, 1999.

              4.  Form  8-K,  dated   June  15,  1999,  attaching   the  Monthly
                  Servicer's Certificate for the due period April 26, 1999 through May 25, 1999.

              5.  Form  8-K,  dated  July  15,  1999,   attaching   the  Monthly
                  Servicer's  Certificate  for   the  due  period  May 26,  1999
                  through June 25, 1999.

              6. Form 8-K, dated August 2, 1999, attaching the Series Term Sheet, dated August 2, 1999, setting forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates and the Class B Floating Rate Asset Backed
                  Certificates of the American Express Credit Account Master Trust, Series 1999-4.

              7. Form 8-K, dated August 2, 1999, attaching the Series Term Sheet, dated August 2, 1999, setting forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates and the Class B Floating Rate Asset Backed
                  Certificates of the American Express Credit Account Master Trust, Series 1999-5.

               8. Form 8-K,  dated   August 16,  1999,  attaching   the  Monthly
                  Servicer's Certificate for the due period June 26, 1999 through July 25, 1999.

               9. Form 8-K, dated  September 1, 1999,  attaching  Assignment No.
                  3 of Receivables in Additional Accounts, dated as of September 13, 1999, among American Express Centurion Bank, American Express Receivables Financing Corporation II and The Bank of New York, and also attaching the Supplemental Conveyance, dated as of September 13, 1999, between American Express Receivables Financing Corporation II and American Express Credit Corporation.

              10. Form  8-K,  dated September 7, 1999, attaching the Series Term
                  Sheet, dated September 7, 1999, setting forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates and the Class B Floating Rate Asset Backed
                  Certificates of the American Express Credit Account Master Trust, Series 1999-6.

              11. Form  8-K,  dated  September 15, 1999,  attaching  the Monthly
                  Servicer's Certificate for the due period July 26, 1999 through August 24, 1999.

              12. Form  8-K,  dated  October 15,  1999,  attaching  the  Monthly
                  Servicer's Certificate for the due period August 25, 1999 through September 24, 1999.

              13. Form  8-K,  dated  November 15, 1999,  attaching  the  Monthly
                  Servicer's Certificate for the due period September 24, 1999 through October 24, 1999.

              14. Form  8-K,  dated  December 15, 1999,  attaching  the  Monthly
                  Servicer's Certificate for the due period October 25, 1999 through November 24, 1999.

              15. Form  8-K,  dated  January 18,  2000,  attaching  the  Monthly
                  Servicer's Certificate for the due period November 25, 1999 through December 24, 1999.

              16. Form  8-K, dated February 2, 2000,  attaching the  Series Term
                  Sheet, dated February 2, 2000, setting forth the proposed issuance of the Class A 7.20% Asset Backed Certificates and the Class B 7.40% Asset Backed Certificates of the American Express Credit Account Master Trust, Series 2000-1, and also attaching the Series Term Sheet, dated February 2, 2000,
                  setting   forth   the   proposed   issuance  of  the  Class  A
                  Floating  Rate  Asset   Backed  Certificates  and the  Class B
                  Floating Rate Asset Backed Certificates of the American Express Credit Account Master Trust, Series 2000-2.

              17. Form  8-K,  dated  February 15, 2000,  attaching  the  Monthly
                  Servicer's Certificate for the due period December 25, 1999 through January 25, 2000.

              18. Form 8 -K,  dated  February  16, 2000,  attaching  the  Series
                  2000-1   Supplement,   dated   as   of  February   16,  2000,
                  supplementing the Pooling and Servicing Agreement dated as of May 16, 1996, and also attaching the Series 2000-2 Supplement, dated as of February 16, 2000, supplementing the Pooling and Servicing Agreement dated as of May 16, 1996.

              19. Form  8-K,  dated   March 15,  2000,  attaching   the  Monthly
                  Servicer's Certificate for the due period January 26, 2000 through February 24, 2000.

         (c)  Exhibits:

              4.1 Pooling  and  Servicing  Agreement,  dated  as of May 16, 1996
                  (incorporated by reference to Exhibit 4.1 of Form 8-A filed by registrant on May 30, 1996, File No. 000-20787).

              4.2 Series  1996-1  Supplement   to   the  Pooling  and  Servicing
                  Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 4.2 of Form 8-A filed by registrant on May 30, 1996, File No. 000-20787).

              4.3 Supplemental  Assumption  Agreement,  dated  as  of  June  27,
                  1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K filed by registrant on July 16, 1996, File No. 000-20787).

              4.4 Series  1997-1  Supplement  to   the   Pooling  and  Servicing
                  Agreement, dated as of August 28, 1997 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated September 16, 1997, File Nos. 000-20787-01 and 000-20787-00).

              4.5 Assignment  No. 1  of   Receivables  in  Additional  Accounts,
                  dated as of August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K dated August 15, 1997, File Nos. 000-20787-01 and
                  000-20787-00).

              4.6 Supplemental  Conveyance  No. 1, dated  as  of August 7, 1997,
                  by   and   between  American  Express  Credit  Corporation  as
                  seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K dated August 15, 1997, File Nos. 000-20787-01 and 000-20787-00).

              4.7 Series  1998-1   Supplement   to  the  Pooling  and  Servicing
                  Agreement, dated as of June 23, 1998 (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 15, 1998, File Nos. 000-20787-01 and 000-20787-00).

              4.8 Series  1999-1   Supplement  to   the  Pooling  and  Servicing
                  Agreement, dated as of April 21, 1999 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated April 21, 1999, File Nos. 000-20787-01 and 000-20787-00).

              4.9 Series  1999-2   Supplement  to   the  Pooling  and  Servicing
                  Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated May 19, 1999, File Nos. 000-20787-01 and 000-20787-00).

             4.10 Series  1999-3   Supplement   to  the  Pooling  and  Servicing
                  Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.3 of Form 8A-12G dated May 19, 1999, File Nos. 000-20787-01 and 000-20787-00).

             4.11 Series  1999-4  Supplement   to   the  Pooling  and  Servicing
                  Agreement, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated August 17, 1999, File Nos. 000-20787-01 and 000-20787-00).

             4.12 Series  1999-5  Supplement   to   the  Pooling  and  Servicing
                  Agreement, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.3 of Form 8A-12G dated August 17, 1999, File Nos. 000-20787-01 and 000-20787-00).

             4.13 Assignment  No. 3  of   Receivables  in  Additional  Accounts,
                  dated  as  of  September  13,  1999,  by  and  among  American
                  Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of
                  New York,  as  trustee  (incorporated  by reference to Exhibit
                  99.1 of Form 8-K dated September 1, 1999 (File Nos. 000-20787-01 and 000-20787-00).

             4.14 Supplemental  Conveyance,  dated  as of September 13, 1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K dated September 1, 1999 (File Nos. 000-20787-01 and 000-20787-00).

             4.15 Series  1999-6  Supplement   to   the  Pooling  and  Servicing
                  Agreement, dated as of September 16, 1999 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated September 16, 1999, File Nos. 000-20787-01 and 000-20787-00).

            10.1 Form of RFC II Purchase  Agreement  (incorporated  by reference to Exhibit 10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

            24.1 Power of Attorney for American Express Centurion Bank.

            24.2 Power of Attorney for  American  Express  Receivables Financing
                 Corporation II.

            99.1 Annual Servicing Statement Delivered to the Trustee.

            99.2 Annual Accountant's Report of Ernst & Young LLP.

            99.3 Annual Report Containing Aggregated Information for  the Fiscal
                 Year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

                             AMERICAN EXPRESS CENTURION BANK,
                             Co-originator of the Trust and Registrant

                             By:  /s/ Rhonda Halpern
                                 -------------------------------------
                                 Rhonda Halpern
                                 Chief Financial Officer,
                                 Treasurer and Chief Compliance Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.



Signature                                    Title

       *
------------------------
Frank L. Skillern                            Director and Chairman

       *
------------------------
David E. Poulsen                             Director, President and
                                             Chief Executive Officer
       *
------------------------
Gilbert E. Ahye                              Director


------------------------
Maria J. Garciaz                             Director

       *
------------------------
Ash Gupta                                    Director


------------------------
Peter A. Lefferts                            Director

       *
------------------------
Raymond F. Pettit                            Director

       *
------------------------
Roslyn M. Watson                             Director

       *
------------------------
James F. Welch                               Director


*By:  /s/ Robert D. Kraus
      -------------------
      Robert D. Kraus
      Attorney-in-Fact


Dated:  March 29, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST


                           AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II Co-originator of the Trust and Registrant


                           By:  /s/ Leslie R. Scharfstein
                               -------------------------------------
                               Leslie R. Scharfstein
                               President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature                         Title

           *
---------------------------
John D. Koslow                    Director


           *
----------------------------
Donald J. Puglisi                 Director


           *
----------------------------
Jay B. Stevelman                  Director


           *
----------------------------
Leslie R. Scharfstein             President
                                  (Principal Executive Officer)

           *
----------------------------
Ellen J. Casey                    Vice President and Treasurer
                                  (Principal Finance Officer and
                                  Principal Accounting Officer)

*By:  /s/ Leslie R. Scharfstein
     --------------------------
     Leslie R. Scharfstein
     Attorney-in-Fact




Dated:  March 29, 2000

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith).


4.1 Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 4.1 of Form 8-A filed by registrant on May 30, 1996, File No. 000-20787).

4.2 Series 1996-1 Supplement to the Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 4.2 of Form 8-A filed by registrant on May 30, 1996, File No. 000-20787).

4.3 Supplemental Assumption Agreement, dated as of June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K filed by registrant on July 16, 1996, File No. 000-20787).

4.4 Series 1997-1 Supplement to the Pooling and Servicing Agreement, dated as of August 28, 1997 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated September 16, 1997, File Nos. 000-20787-01 and 000-20787-00).

4.5 Assignment No. 1 of Receivables in Additional Accounts, dated as of August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K dated August 15, 1997, File Nos. 000-20787-01 and 000-20787-00).

4.6 Supplemental Conveyance No. 1, dated as of August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K dated August 15, 1997, File Nos. 000-20787-01 and 000-20787-00).

4.7 Series 1998-1 Supplement to the Pooling and Servicing Agreement, dated as of June 23, 1998 (incorporated by reference to Exhibit 4.1 of Form 8-K dated July 15, 1998, File Nos. 000-20787-01 and 000-20787-00).

4.8 Series 1999-1 Supplement to the Pooling and Servicing Agreement, dated as of April 21, 1999 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated April 21, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.9 Series 1999-2 Supplement to the Pooling and Servicing Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated May 19, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.10 Series 1999-3 Supplement to the Pooling and Servicing Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.3 of Form 8A-12G dated May 19, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.11 Series 1999-4 Supplement to the Pooling and Servicing Agreement, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated August 17, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.12 Series 1999-5 Supplement to the Pooling and Servicing Agreement, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.3 of Form 8A-12G dated August 17, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.13 Assignment No. 3 of Receivables in Additional Accounts, dated as of September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit
      99.1 of Form 8-K dated September 1, 1999 (File Nos. 000-20787-01 and 000-20787-00).

4.14 Supplemental Conveyance, dated as of September 13, 1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K dated September 1, 1999 (File Nos. 000-20787-01 and 000-20787-00).

4.15 Series 1999-6 Supplement to the Pooling and Servicing Agreement, dated as of September 16, 1999 (incorporated by reference to Exhibit 4.2 of Form 8A-12G dated September 16, 1999, File Nos. 000-20787-01 and 000-20787-00).

10.1  Form of RFC II Purchase Agreement  (incorporated  by  reference to Exhibit
      10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

24.1* Power of Attorney for American Express Centurion Bank.

24.2* Power of Attorney for American Express  Receivables Financing Corporation
      II.

99.1* Annual Servicing Statement Delivered to the Trustee.

99.2* Annual Accountant's Report of Ernst & Young LLP.

99.3* Annual Report Containing Aggregated Information for the Fiscal Year.